Form 10-Q
period 2021-06-30
Hudson Executive Investment Corp. II
filed 2021-08-17
CIK 1823033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August 16,
 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$837,385	$185
Prepaid expenses and other current assets	306,645	—
Due from Sponsor	127,089	—

Total Current Assets	1,271,119	185
Deferred offering costs	—	394,480
Investments held in Trust Account	250,027,310	—

TOTAL ASSETS	$251,298,429	$394,665

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$875,404	$1,253
Accrued offering costs	114,958	344,030
Promissory note – related party	—	25,650

Total Current Liabilities	990,362	370,933
FPA liability	27,625	—
Warrant liability	13,166,642	—
Deferred underwriting fee payable	8,750,000	—

Total Liabilities	22,934,629	370,933

Commitments and Contingencies
Class A common stock subject to possible redemption 25,000,000 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	250,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 and 6,468,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	625	647
Additional paid-in capital	—	24,353
Accumulated deficit	(21,636,825)	(1,268)

Total Stockholders’ (Deficit) Equity	(21,636,200)	23,732

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$251,298,429	$394,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$659,101	$1,697,277

Loss from operations	(659,101)	(1,697,277)
Other (expense) income:
Change in fair value of warrant liability	(4,602,892)	107,083
Interest earned on marketable securities held in Trust Account	10,929	27,310

Total o ther (expense) income, net	(4,591,963)	134,393

Net loss	$(5,251,064)	$(1,562,884)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,250,000	6,153,315

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.84)	$(0.25)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENT
S
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(1,268)	$23,732
Sale of 25,000,000 Units, net of underwriting discounts, offering costs, and warrant liabilities	25,000,000	2,500	—	—	228,618,052	—	228,620,552
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	1,282,400	—	1,282,400
Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—
Class A shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(229,974,827)	(20,072,673)	(250,000,000)
Net income	—	—	—	—	—	3,688,180	3,688,180

Balance – March 31, 2021	—	—	6,250,000	625	—	(16,385,761)	(16,385,136)
Net loss	—	—	—	—	—	(5,251,064)	(5,251,064)

Balance – June 30, 2021	—	$—	6,250,000	$625	$—	$(21,636,825)	$(21,636,200)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,562,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by Sponsor	200
Operating costs paid through promissory note	70,764
Change in fair value of warrant liability	(107,083)
Transaction costs incurred in connection with warrant liabilities	442,366
Interest earned on marketable securities held in Trust Account	(27,310)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(315,786)
Accrued expenses	874,151

Net cash used in operating activities	(625,582)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placements Warrants	7,000,000
Due from Sponsor	(127,089)
Repayment of promissory note—related party	(94,922)
Payment of offering costs	(315,207)

Net cash provided by financing activities	251,462,782

Net Change in Cash	$837,200
Cash – Beginning of period	185

Cash – End of period	$837,385

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(229,072)

Offering costs paid through promissory note	$7,449

Payment of prepaid expenses through promissory note	$8,483

Initial classification of Class A common stock subject to possible redemption	$250,000,000

Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Hudson Executive Investment Corp. II (formerly Hudson Executive Investment Corp. III) (the “Company”) is a blank check company incorporated in Delaware on August 18, 2020. On December 18, 2020, Hudson Executive Investment Corp. III filed a certificate of amendment changing its name from Hudson Executive Investment Corp. III to Hudson Executive Investment Corp. II. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through June 30
,
2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering
.
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
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HEC Sponsor II LLC (formerly HEC Sponsor III LLC) (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note
5
.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section
13
of the Securities Exchange Act of
1934
, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
20
% of the Public Shares, without the prior consent of the Company.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. In connection with the preparation of the Company’s financial statements as of June 30, 2021, the Company further evaluated the Class A common stock subject to possible redemption and concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, less allocated offering costs and the fair value of Public Warrants, resulting in the Class A common stock subject to possible redemption being equal to $250,000,000. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
The impact of the revision on the Company’s financial statements are reflected in the following table.

Balance Sheet as of January 28, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$224,469,310	$25,530,690	$250,000,000
Class A common stock	$255	$(255)	$—
Additional paid-in capital	$5,457,740	$(5,457,740)	$—
Accumulated deficit	$(458,639)	$(20,072,695)	$(20,531,334)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(25,530,690)	$(20,530,687)
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$228,614,860	$21,385,140	$250,000,000
Class A common stock	$214	$(214)	$—
Additional paid-in capital	$1,312,253	$(1,312,253)	$—
Retained earnings	$3,686,912	$(20,072,673)	$(16,385,761)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(21,385,140)	$(16,385,136)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$228,614,860	$21,385,140	$250,000,000
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
as filed with the SEC on February 3rd, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 25,000,000
and no shares, respectively, of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit
Warrant and FPA Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and Forward Purchase Agreement (“FPA”) (as described in Note
6
) do not meet the criteria

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black-Scholes Option Pricing Model.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $258,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible.
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
unrecognized tax benefits and
no
amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,916,667 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.
The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class A and Class B non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income earned on marketable securities held in Trust Accounts	$10,929	$27,310
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(10,929)	(27,310)

Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(5,251,064)	$(1,562,884)
Less: Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	$(5,251,064)	$(1,562,884)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock Non-Redeemable Class A and B Common Stock, Basic and Diluted	6,250,000	6,153,315
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.84)	$(0.25)
As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s stockholders. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note
9
).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE
4
. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
8
).
NOTE
5
. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
9
). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
NOTE
6
. RELATED PARTY TRANSACTIONS
Founder Shares
On August 21, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 2,875,000 shares of the Company’s Class B common stock (the “Founder Shares”). On December 18, 2020, the Company effected a 2,875,000 stock dividend resulting in 5,750,000 Founder Shares outstanding and on January 25, 2021, the Company effected a 718,750 stock dividend resulting in 6,468,750 Founder Shares outstanding. The Founder Shares include an aggregate of up to 218,750 shares of Class B common stock that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On March 11, 2021, the above-mentioned 218,750 shares of Class B common stock were forfeited following the expiration of the underwriters’ overallotment option.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, respectively, which is currently recorded as accrued expenses in the condensed balance sheets as of June 30, 2021 and December 31, 2020 respectively.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

.
Due from Sponsor
At the closing of the Initial Public Offering on January 28, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $150,000 was due to the Company to be held outside of the Trust Account for working capital purposes. An amount of $127,089 is still outstanding as of June 30, 2021.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.
Forward Purchase Agreement
The Company entered into a forward purchase agreement with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master will purchase from the Company a mutually agreed upon number of forward purchase units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and a mutually agreed upon number of warrants to purchase one share of Class A common stock (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”), for $10.00 per unit, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than an agreed upon number of Forward Purchase Units. In addition, HEC Master’s commitment under the forward purchase agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the Forward Purchase Agreement, HEC Master will have the option to assign its commitment to one of its affiliates and an agreed upon amount to members of the Company’s management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.
NOTE
7
.
COMMITMENTS AND CONTINGENCIES
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE
8
.
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
The Company determined the common stock subject to redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $250,000,000. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 6,468,750 shares of common stock issued and outstanding, of which 218,750 shares of Class B common stock were forfeited as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares equal 20% of the Company’s issued and outstanding common stock.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE
9
. WARRANTS

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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing o
f
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
10
. FAIR VALUE MEASUREMENTS
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

At June 30, 2021, assets held in the Trust Account were comprised of $250,027,310 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Held-To-Maturity		Level	Fair Value
Assets:
June 30, 2021	Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,027,310
Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1	$7,437,500
June 30, 2021	Warrant Liability – Private Placement Warrants	3	$5,729,142
June 30, 2021	Warrant Liability – FPA	3	$27,625
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

June 30, 2021
Stock Price	$9.71
Exercise Price	$11.50
Volatility	10.00%
Term (years)	5.79
Dividend Yield	0.00%
Risk Free Rate-Private Placement Warrants	1.00%
Risk Free Rate-FPA	0.07%
The following table presents the changes in the fair value of the Level 1 and Level 3 warrant liabilities:

	Private Placement	Public	Total Private Warrant
Fair value as of January 1, 2021	$—	—	—
Initial measurement on January 28, 2021	5,717,600	7,437,500	13,155,100
Transfer to Level 1	—	(7,437,500)	(7,437,500)
Change in fair value	11,542	—	11,542

Fair value as of March 31 , 2021	$5,729,142	—	5,729,142

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $7,437,500, when the Public Warrants were separately listed and traded.
The following table presents the changes in the fair value of the Level 3 FPA liability:

FPA Liability
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	15,000
Change in valuation inputs or other assumptions	12,625

Fair value as of June 30, 2021	$27,625

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE
11
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after June 30, 2021 up to the date that the condensed financial statements were issued. Based upon this review, th
e
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of approximately $5.3 million, which consists of loss of approximately $4.6 million derived from the changes in fair value of the warrant liability and operation costs of approximately $0.7 million.

For the six months ended June 30, 2021, we had net loss of approximately $1.6 million, which consists of loss of approximately $1.7 million derived from operation costs offset by changes in fair value of the warrant liability of approximately $0.1 million.
Liquidity and Capital Resources
On January 28, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is described in Note 6.
Following the Initial Public Offering, the exercise of the over-allotment option, and the sale of the Private Units, a total of $250,000,000 was placed in the Trust Account. We incurred $14,238,064 in Initial Public Offering related costs, including $5,000,000 in cash underwriting fees, $8,750,000 of deferred underwriting fees and $488,064 of other offering costs.
For the six months ended June 30, 2021, cash used in operating activities was $625,582. Net loss of $1,562,884 was affected by non cash change in fair value of the warrant liability of approximately $107,083, operating costs paid by the Sponsor of $200, operating costs paid through a promissory note of $70,764, interest earned on marketable securities held in the Trust Account of $27,310, and transaction costs associated with the warrants of approximately $442,366. Changes in operating assets and liabilities provided $558,365 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $250,027,310 (including approximately $27,310 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, we had cash of $837,385. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black-Scholes Option Pricing Model.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the FPA as described in the Note 2 to the Financial Statement herein, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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

PART II. OTHER INFORMATION
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 25, 2021, by and among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

4.4	Warrant Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.1	Amended and Restated Promissory Note, dated December 21, 2020, issued to HEC Sponsor II (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

10.2	Letter Agreement, dated January 25, 2021, by and among the Company, its executive officers, its directors and HEC Sponsor II LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.3	Investment Management Trust Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.4	Registration Rights Agreement, dated January 28, 2021, by and among the Company, HEC Sponsor II LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.5	Amended and Restated Subscription Agreement, dated December 18, 2020, between HEC Sponsor II LLC and the Company (incorporated by reference to Exhibit 10.7 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

10.6	Private Placement Warrants Purchase Agreement, dated January 25, 2021, by and among the Company and HEC Sponsor II LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.7	Administrative Services Agreement, dated January 28, 2021, by and between the Company and HEC Sponsor II LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.8	Forward Purchase Agreement, dated January 28, 2021, by and between the Company and HEC Master Fund LP (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the registrant on January 29, 2021).

10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the registrant on December 31, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.

PART III. SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP. II

Date: August 17, 2021	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

26