Form 10-Q/A
period 2021-06-30
Hudson Executive Investment Corp. II
filed 2022-02-14
CIK 1823033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

HUDSON EXECUTIVE INVESTMENT CORP. II
FORM
10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2021

i

EXPLANATORY NOTE
Hudson Executive Investment Corp. II (the “Company,” “we,” “us” or “our”) is filing this Quarterly Report on Form
10-Q/A,
Amendment No. 1 for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2021 (the “Original Quarterly Report”).
Background of Restatement
On August 17, 2021, the Company filed the Original Quarterly Report, which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) to the financial statements included therein. Note 2 describes a revision to the Company’s classification of its Public Shares (as defined below) issued in the Company’s initial public offering (the “Initial Public Offering”) on January 28, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated
the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. This also resulted in a restatement of earnings per share for the Affected Periods (as defined below).
In connection with the change in presentation of Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to the financial statements included in Original Quarterly Report. Upon subsequent evaluation and discussion of the change with the Company’s advisors, the Company determined that the change in classification of Class A common stock and the change to the Company’s presentation of earnings per share are material and, therefore, the Company should restate its previously issued financial statements.
Therefore, on February 7, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued financial statements and other financial data as of January 28, 2021 (the Initial Public Offering date), as of March 31, 2021 and as of June 30, 2021 should be restated. Except for the balance sheet and other financial data as of January 28, 2021, which will be restated in a future filing, the Company’s financial statements will be restated in this Quarterly Report as a result of this error. The (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, dated May 26, 2021 and filed with the SEC on May 27, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021, (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and earnings per share. As a result, the Company is restating its financial statements for the Affected Periods in this Form
10-Q/A.
This restatement does not have any impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
In connection with the determination to restate its previously issued financial statements, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form
10-Q/A.
The financial information previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should not be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$837,385	$185
Prepaid expenses and other current assets	306,645	—
Due from Sponsor	127,089	—

Total Current Assets	1,271,119	185
Deferred offering costs	—	394,480
Investments held in Trust Account	250,027,310	—

TOTAL ASSETS	$251,298,429	$394,665

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$875,404	$1,253
Accrued offering costs	114,958	344,030
Promissory note – related party	—	25,650

Total Current Liabilities	990,362	370,933
FPA liability	27,625	—
Warrant liability	13,166,642	—
Deferred underwriting fee payable	8,750,000	—

Total Liabilities	22,934,629	370,933

Commitments and Contingencies
Class A common stock subject to possible redemption 25,000,000 at $10.00 per share and no shares as of June 30, 2021 and December 31, 2020, respectively	250,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 and 6,468,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	625	647
Additional paid-in capital	—	24,353
Accumulated deficit	(21,636,825)	(1,268)

Total Stockholders’ (Deficit) Equity	(21,636,200)	23,732

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$251,298,429	$394,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

General and administrative expenses	$659,101	$1,697,277

Loss from operations	(659,101)	(1,697,277)
Other (expense) income:
Change in fair value of warrant liabilities and FPA	(4,602,892)	107,083
Interest earned on marketable securities held in Trust Account	10,929	27,310

Total o ther (expense) income, net	(4,591,963)	134,393

Net loss	$(5,251,064)	$(1,562,884)

Weighted average shares outstanding of Class A common stock	25,000,000	21,132,597

Basic and diluted income per share, Class A common stock	$(0.17)	$(0.06)

Weighted average shares outstanding of Class B common stock	6,250,000	6,153,315

Basic and diluted net loss per share, Class B common stock	$(0.17)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January1, 2021	—	$—	6,468,750	$647	$24,353	$(1,268)	$23,732
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	1,282,400	—	1,282,400
Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—
Accretion for Class A common stock to redemption value	—	—	—	—	(1,306,775)	(20,072,673)	(21,379,448)
Net income	—	—	—	—	—	3,688,180	3,688,180

Balance – March 31, 2021 (see Note 2 – as restated)	—	—	6,250,000	625	—	(16,385,761)	(16,385,136)
Net loss	—	—	—	—	—	(5,251,064)	(5,251,064)

Balance – June 30, 2021	—	$—	6,250,000	$625	$—	$(21,636,825)	$(21,636,200)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:

Net los s	$(1,562,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by Sponsor	200
Operating costs paid through promissory note	70,764
Change in fair value of warrant liability	(107,083)
Transaction costs incurred in connection with warrant liabilities	442,366
Interest earned on marketable securities held in Trust Account	(27,310)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(315,786)
Accrued expenses	874,151

Net cash used in operating activities	(625,582)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placements Warrants	7,000,000
Due from Sponsor	(127,089)
Repayment of promissory note—related party	(94,922)
Payment of offering costs	(315,207)

Net cash provided by financing activities	251,462,782

Net Change in Cash	$837,200
Cash – Beginning of period	185

Cash – End of period	$837,385

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(229,072)

Offering costs paid through promissory note	$7,449

Payment of prepaid expenses through promissory note	$8,483

Deferred underwriting fee payable	$8,750,000

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through June 30,2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per
Unit ($
10.00).
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On August 17, 2021, the Company filed its Quarterly Report on Form
10-Q
for the quarterly period June 30, 2021, which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) to the financial statements included therein. Subsequent to the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended June 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares into temporary equity. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption be equal to the redemption value of $10.00 per Class A common share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The impact of the revisio
n
 on the Company’s condensed financial statements are reflected in the following table.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$228,614,860	$21,385,140	$250,000,000
Class A common stock	$214	$(214)	$—
Additional paid-in capital	$1,312,253	$(1,312,253)	$—
Retained earnings	$3,686,912	$(20,072,673)	$(16,203,761)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(21,385,140)	$(16,385,136)
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic weighted average shares outstanding, Class A common stock	25,000,000	(7,777,778)	17,222,222
Basic net income per share, Class A common stock	$—	$0.16	$0.16
Basic weighted average shares outstanding, Class B common stock	6,055,556	—	6,055,556
Basic net income per share, Class B common stock	$0.61	$(0.45)	$0.16
Diluted weighted average shares outstanding, Class B common stock	—	6,250,000	6,250,000
Diluted net income per share, Class B common stock	—	$0.16	$0.16
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	—	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.84)	$0.67	$(0.17)
Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	(3,867,403)	21,132,597
Basic and diluted net loss per share, Class A common stock	$—	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	6,153,315	—	6,153,315
Basic and diluted net loss per share, Class B common stock	$(0.25)	$0.19	$(0.06)
Non-Cash investing and financing activities:
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$228,614,860	$(228,614,860)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$250,000,000	$(250,000,000)	$—
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 19, 2021, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on February 3, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At June 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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
Offering costs associated with the Class A common stock issued in the amount of $14,238,064 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $442,366 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
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

6) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each condensed balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black-Scholes Option Pricing
Mode
l.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately

$
258,000
, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,916,667 shares of Class A common stock in the aggregate. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(4,200,851)	$(1,050,213)	$(1,210,434)	$(352,450)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	21,132,597	6,153,315
Basic and diluted net income (loss) per common share	$(0.17)	$(0.17)	$(0.06)	$(0.06)
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
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):
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

1
2

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

1
3

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

1
4

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
NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity. As
of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
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

1
5

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

1
6

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
 a Business Combination (excluding any issuance of Forward Purchase Securities) at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20
-
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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments - Debt and

Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

1
7

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
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and
are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.
The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

June 30, 2021
Stock Price	$9.71
Exercise Price	$11.50
Volatility	10.00%
Term (years)	5.79
Dividend Yield	0.00%
Risk Free Rate-Private Placement Warrants	1.00%
Risk Free Rate-FPA	0.07%
The following table presents the changes in the fair value of the Level 1 and Level 3 warrant liabilities:

	Private Placement	Public	Total Private Warrant
Fair value as of January 1, 2021	$—	—	—
Initial measurement on January 28, 2021	5,717,600	7,437,500	13,155,100
Transfer to Level 1	—	(7,437,500)	(7,437,500)
Change in fair value	11,542	—	11,542

Fair value as of June 30, 2021	$5,729,142	—	5,729,142

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
The Company evaluated subsequent events and transactions that occurred after June 30, 2021 up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. The Company’s management re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable shares of Class A common stock issued as part of the units sold in the Company’s Initial Public Offering on January 28, 2021. Historically, a portion of the shares of Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation. Pursuant to such re-evaluation,
the Company’s management has determined that the shares of Class A common stock include certain provisions that require classification of all of the shares of Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act) as of and for the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this
Form 10-Q/A
present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on
Form 10-Q/A
include any of the risks described below as well as those described in our final prospectus relating to the Initial Public Offering dated January 25, 2021, filed with the SEC on January 27, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form
10-Q/A,
we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments and earnings per share, including application of ASC
480-10-S99-3A
to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021. See “Note
2-Restatement
of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form
10-Q/A.
We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our condensed financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we, consummated its initial public offering of 25,000,000 units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form

S-1

(Nos.333-251848

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

HUDSON EXECUTIVE INVESTMENT CORP. II

Date: February 14, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

28