Form 10-Q
period 2022-03-31
Hudson Executive Investment Corp. II
filed 2022-05-16
CIK 1823033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
N/A

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T

(
§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of May 13
, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$281,975	$829,503
Prepaid expenses	185,030	41,079

Total Current Assets	467,005	870,582
Forward purchase agreement derivative asset	124,000	51,625
Marketable securities held in Trust Account	250,076,625	250,035,428

TOTAL ASSETS	$250,667,630	$250,957,635

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$880,963	$739,042
Accrued offering costs	25,000	114,958
Due to related party	26,097	4,700

Total Current Liabilities	932,060	858,700
Warrant liabilities	4,081,742	7,315,259
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	13,763,802	16,923,959

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 25,000,000 shares at $10.00 per share redemption value March 31, 2022 and December 31, 2021	250,000,000	250,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,096,797)	(15,966,949)

Total Stockholders’ Deficit	(13,096,172)	(15,966,324)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,667,630	$250,957,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$476,937	$1,038,176

Loss from operations	(476,937)	(1,038,176)

Other income:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	3,305,892	4,709,975
Interest earned on marketable securities held in Trust Account	41,197	16,381

Total other income	3,347,089	4,726,356

Net income	$2,870,152	$3,688,180

Weighted average shares outstanding, Class A common stock	25,000,000	17,222,222

Basic and diluted net income per share, Class A common stock	$0.09	$0.16

Weighted average shares outstanding, Class B common stock	6,250,000	6,055,556

Basic net income per share, Class B common stock	$0.09	$0.16

Weighted average shares outstanding, Class B common stock	6,250,000	6,250,000

Diluted net income per share, Class B common stock	$0.09	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,250,000	$625	$—	$(15,966,949)	$(15,966,324)
Net income	—	—	—	—	—	2,870,152	2,870,152

Balance – March 31, 2022 (unaudited)	—	$—	6,250,000	$625	$—	$(13,096,797)	$(13,096,172)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(1,268)	$23,732
Excess of proceeds from the sale of Private Placement Warrants to Sponsor	—	—	—	—	1,282,400	—	1,282,400
Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—
Accretion for Class A common stock to redemption value	—	—	—	—	(1,306,775)	(20,072,673)	(21,379,448)
Net income	—	—	—	—	—	3,688,180	3,688,180

Balance – March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(16,385,761)	$(16,385,136)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$2,870,152	$3,688,180
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid by Sponsor	—	200
Operating costs paid through promissory note	—	70,764
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	(3,305,892)	(4,709,975)
Transaction costs incurred in connection with warrant liabilities	—	442,366
Interest earned on marketable securities held in Trust Account	(41,197)	(16,381)
Changes in operating assets and liabilities:
Prepaid expenses	(143,951)	(453,689)
Due to related party	21,397	—
Accrued expenses	51,963	410,292

Net cash used in operating activities	(547,528)	(568,243)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Due from Sponsor	—	(132,376)
Repayment of promissory note—related party	—	(94,922)
Payment of offering costs	—	(315,207)

Net cash provided by financing activities	—	251,457,495

Net Change in Cash	(547,528)	889,252
Cash – Beginning of period	829,503	185

Cash – End of period	$281,975	$889,437

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(229,072)

Offering costs paid through promissory note	$—	$7,449

Payment of prepaid expenses through promissory note	$—	$8,483

Accretion for Class A common stock to redemption amount	$—	$21,379,448

Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021
,
the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HEC Sponsor II LLC (formerly HEC Sponsor III LLC) (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.
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
MARCH 31, 2022
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
MARCH 31, 2022
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $281,975 in its operating bank account and
a
working capital deficit of $388,430
. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
The Company intends to complete a Business Combination by January 28, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new f
i
nancing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations
in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 28, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as a lack of liquidity raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
MARCH 31, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 25,000,000 shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,583,750)
Class A common stock issuance costs	(13,795,698)
Plus:
Accretion of carrying value to redemption value	21,379,448

Class A common stock subject to possible redemption	$250,000,000

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Warrant Liabilities and Forward Purchase Agreement Derivative Asset
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).
The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, the “Warrants”) and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and Forward Purchase Agreement (as described in Note 5) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants and the Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $404,000 and $313,000, which had a full valuation allowance recorded against it, respectively.
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible, permanent differences and a valuation allowance
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,916,667 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$2,296,122	$574,030	$2,728,725	$959,455
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	17,222,222	6,055,556
Basic net income per common share	$0.09	$0.09	$0.16	$0.16

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,296,122	$574,030	$2,706,120	$982,060
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	17,222,222	6,250,000
Diluted net income per common share	$0.09	$0.09	$0.16	$0.16
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
MARCH 31, 2022
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
The sale and allocation of the Founders Shares to the Company’s director nominees as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 shares allocated on April 13, 2021 was $299,880 or $7.50 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, no stock-based compensation expense has been recorded
.
On February 7, 2022, the Board of Directors exercised its authority pursuant to the Company’s amended and restated certificate of incorporation and elected Mr. Douglas Renert, effective immediately, to the Board of Directors. Mr. Renert replaced Mr. Douglas Braunstein on the Audit Committee, effective immediately. Mr. Renert is an independent director.
Administrative Services Agreement
The Company entered into an agreement, commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, the Company has recorded $140,000 and $110,000
, respectively, in its condensed balance sheets for amounts due.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Due from Sponsor
At the closing of the Initial Public Offering on January 28, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $150,000 was due to the Company to be held outside of the Trust Account for working capital purposes. As of March 31, 2022 and December 31, 2021, such amount was repaid and is no longer due from the Sponsor. The Company can no longer borrow from this note.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Due to Related Party
From time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At March 31, 2022 and December 31, 2021, the amount owed amounted to $26,097 and $4,700, respectively.
Forward Purchase Agreement
Following the Initial Public Offering on January 28, 2021, the Company entered into a forward purchase agreement dated January 28, 2021 with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master will purchase from the Company up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and a mutually agreed upon number of warrants to purchase one share of Class A common stock (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”),for $10.00 per unit, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than an agreed upon number of Forward Purchase Units. In addition, HEC Master’s commitment under the forward purchase agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the Forward Purchase Agreement, HEC Master will have the option to assign its commitment to one of its affiliates and an agreed upon amount to members of the Company’s management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.
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
capital and accumulated deficit.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.
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
MARCH 31, 2022
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

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
At March 31, 2022 and December 31, 2021, there
we
re 4,666,667 Private
Placement
Warrants and 6,250,000 Public Warrants outstanding.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

At March 31, 2022, assets held in the Trust Account were comprised of $2,629 in cash and $
250,076,625
in U.S. Treasury Securities. During the three months ended March 31, 2022, the Company did no
t withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $250,035,428 in money market funds, which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
March 31, 2022	U.S. Treasury Securities (Mature on 6/16/2022)	1	$250,073,996	$(21,262)	$250,052,734
March 31, 2022	FPA Derivativ e Asset	3			$124,000
December 31, 2021	Marketable Securities held in Trust Account –Treasury Trust Money Market Fund	1			$250,035,428
December 31, 2021	FPA Derivative Asset	3			$51,625
Liabilities:
March 31, 2022	Warrant Liability – Public Warrants	1			$2,336,875
March 31, 2022	Warrant Liability – Private Placement Warrants	2			$1,744,867
December 31, 2021	Warrant Liability – Public Warrants	1			$4,188,125
December 31, 2021	Warrant Liability – Private Placement Warrants	2			$3,127,134
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
The Private Placement Warrants were valued initially, using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary significant unobservable input used in the fair value measurement of the Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit, which is considered to be a Level 3 fair value measurement
.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Forward Purchase Price (per unit)	$10.00	$10.00
Underlying Asset Price (per share)	$9.77	$9.78
Number of Warrants per unit	0.25	0.25
Concluded Unit Value	9.86	9.95
Time to Maturity (Years)	0.41	0.54
Risk Free Rate	0.87%	0.21%

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 202 2	$—	$—	$—
Change in fair value	—	—	—
Fair value as of March 31, 2022	$—	$—	$—

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28th, 2021	5,717,000	7,583,750	13,300,750
Change in valuation inputs or other assumptions	(2,077,600)	(2,708,750)	(4,786,350)
Fair value as of March 31, 2021	$3,640,000	$4,875,000	$8,515,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no changes in levels for the three months ended March 31, 2022, and March 31, 2021.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

Forward Purchase Agreement Derivative
Fair value as of January 1, 202 2	$—
Change in valuation inputs or other assumptions	—
Fair value as of March 31, 2022	$—

Forward Purchase Agreement Derivative
Fair value as of January 1, 2021	$—
Initial measurement on January 28th, 2021	16,375
Change in valuation inputs or other assumptions	60,000
Fair value as of March 31, 2021	$76,375

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after March 31, 2022 up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $2,870,152, which consists of the change in the fair value of warrant liabilities and forward purchase agreement derivative asset of $3,305,892 and interest earned on marketable securities held in the Trust Account of $41,197, offset by formation and operating costs of $476,937.

For the three months ended March 31, 2021, we had net income of $3,688,180, which consists of the change in fair value of warrant liabilities and forward purchase agreement derivative asset of $4,709,975 and interest earned on marketable securities held in the Trust Account of $16,381, offset by formation and operating costs of $1,038,176.
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
For the three months ended March 31, 2022, cash used in operating activities was $547,528. Net income of $2,870,152 was affected by non-cash
change in fair value of warrant liabilities and forward purchase agreement derivative asset of $3,305,892, and interest earned on marketable securities held in the Trust Account of $41,197. Changes in operating assets and liabilities used $70,591 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $568,243. Net income of $3,688,180 was affected by non-cash
change in fair value of warrant liabilities and forward purchase agreement derivative asset of $4,709,975, operating costs paid by the Sponsor of $200, operating costs paid through a promissory note of $70,764, interest earned on marketable securities held in the Trust Account of $16,381, and transaction costs incurred in connection with warrant liabilities of $442,366. Changes in operating assets and liabilities used $43,397 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $250,076,625 (including $76,625 of interest income and investments consisting of U.S. Treasury Bills/Notes with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $281,975. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $281,975 in its operating bank account and a working capital deficit of $388,430. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
The Company intends to complete a Business Combination by January 28, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on January 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
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
Warrant and FPA Derivatives
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as assets or liabilities. Accordingly, the Company classifies the Warrants and FPA as an asset or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. All remediation steps were in place at December 31, 2021. The material weakness was remediated during the quarter ended March 31, 2022.

PART II. OTHER INFORMATION
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
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Not required for smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
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
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

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

PART III. SIGNATURES
In accordance with the
requirements
of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP. II

Date: May 16, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)