Form 10-Q
period 2022-06-30
Hudson Executive Investment Corp. II
filed 2022-08-15
CIK 1823033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
1
5
, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$317,128	$829,503
Prepaid expenses	155,893	41,079

Total Current Assets	473,021	870,582
Forward purchase agreement derivative asset	132,750	51,625
Marketable securities held in Trust Account	250,170,050	250,035,428

TOTAL ASSETS	$250,775,821	$250,957,635

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$886,819	$739,042
Accrued offering costs	25,000	114,958
Income taxes payable	24,245	—
Due to related party	37,565	4,700

Total Current Liabilities	973,629	858,700
Warrant liabilities	1,310,000	7,315,259
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	11,033,629	16,923,959

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 25,000,000 shares at $10.01 per share redemption value as of June 30, 2022 and December 31, 2021	250,095,421	250,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,353,854)	(15,966,949)

Total Stockholders’ Deficit	(10,353,229)	(15,966,324)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,775,821	$250,957,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$261,307	$659,101	$738,244	$1,697,277

Loss from operations	(261,307)	(659,101)	(738,244)	(1,697,277)
Other income (expenses):
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	2,780,492	(4,602,892)	6,086,384	107,083
Interest earned on marketable securities held in Trust Account	343,424	10,929	384,621	27,310

Total other income (expense), net	3,123,916	(4,591,963)	6,471,005	134,393
Income (Loss) before provision for income taxes	2,862,609	(5,251,064)	5,732,761	(1,562,884)
Provision for income taxes	(24,245)	—	(24,245)	—

Net income (loss)	$2,838,364	$(5,251,064)	$5,708,516	$(1,562,884)

Weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	25,000,000	21,132,597

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.17)	$0.18	$(0.06)

Weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000	6,153,315

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.17)	$0.18	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,250,000	$625	$—	$(15,966,949)	$(15,966,324)
Net income	—	—	—	—	—	2,870,152	2,870,152

Balance – March 31, 2022 (unaudited)	—	—	6,250,000	625	—	(13,096,797)	(13,096,172)
Accretion for Class A common stock to redemption value	—	—	—	—	—	(95,421)	(95,421)
Net income	—	—	—	—	—	2,838,364	2,838,364

Balance – June 30, 2022 (unaudited)	—	$—	6,250,000	$625	$—	$(10,353,854)	$(10,353,229)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(1,268)	$23,732
Excess of proceeds from the sale of Private Placement Warrants to Sponsor	—	—	—	—	1,282,400	—	1,282,400
Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—
Accretion for Class A common stock to redemption value	—	—	—	—	(1,306,775)	(20,072,673)	(21,379,448)
Net income	—	—	—	—	—	3,688,180	3,688,180

Balance – March 31, 2021 (unaudited)	—	—	6,250,000	625	—	(16,385,761)	(16,385,136)
Net loss	—	—	—	—	—	(5,251,064)	(5,251,064)

Balance – June 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(21,636,825)	$(21,636,200)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$5,708,516	$(1,562,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by Sponsor	—	200
Operating costs paid through promissory note	—	70,764
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	(6,086,384)	(107,083)
Transaction costs incurred in connection with warrant liabilities	—	442,366
Interest earned on marketable securities held in Trust Account	(384,621)	(27,310)
Changes in operating assets and liabilities:
Prepaid expenses	(114,814)	(315,786)
Accrued expenses	147,776	849,151
Accrued offering costs	(89,958)	25,000
Income taxes payable	24,245	—
Due to related party	32,865	—

Net cash used in operating activities	(762,375)	(625,582)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	250,000	—
Investment of cash in Trust Account	—	(250,000,000)

Net cash provided by (used in) investing activities	250,000	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Due from Sponsor	—	(127,089)
Repayment of promissory note—related party	—	(94,922)
Payment of offering costs	—	(315,207)

Net cash provided by financing activities	—	251,462,782

Net Change in Cash	(512,375)	837,200
Cash – Beginning of period	829,503	185

Cash – End of period	$317,128	$837,385

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(229,072)

Offering costs paid through promissory note	$—	$7,449

Payment of prepaid expenses through promissory note	$—	$8,483

Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 18, 2020, (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HEC Sponsor II LLC (formerly HEC Sponsor III LLC) (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Transaction costs amounted to
$14,238,064, consisting of $5,000,000 in cash underwriting fees, net of reimbursement, $8,750,000 of deferred underwriting fees and $488,064 of other offering costs.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $317,128 in its operating bank account and a working capital deficit of $425,979. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
JUNE 30, 2022
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021
, 25,000,000 shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid-in
 capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,583,750)
Class A common stock issuance costs	(13,795,698)
Plus:
Accretion of carrying value to redemption value	21,379,448

Class A common stock subject to possible redemption December 31, 2021	250,000,000
Plus:
Accretion of carrying value to redemption value	95,421

Class A common stock subject to possible redemption June 30, 2022	$250,095,421

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, the “Warrants”) and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and Forward Purchase Agreement (as described in Note 5) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants and the Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit. These liabilities are subject to re-measurement
at each reporting period. With each such reporting period, the liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each reporting date. If the classification changes as a result of events during the period, the liabilities will be reclassified as of the date of the event that causes the reclassification. No events have occurred that would result in a change to the respective classification.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s
effective tax rate was 0.85% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.42% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and forward purchase agreement derivative asset, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,916,667 shares of Class A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,270,691	$567,673	$(4,200,851)	$(1,050,213)	$4,566,813	$1,141,703	$(1,210,434)	$(352,450)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	21,132,597	6,153,315

Basic and diluted net income (loss) per common share	$0.09	$0.09	$(0.17)	$(0.17)	$0.18	$0.18	$(0.06)	$(0.06)

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of
$250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities and FPA (see Note 9).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operation or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The sale and allocation of the Founders Shares to the Company’s director nominees as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 shares allocated on April 13, 2021 was $299,880 or $7.50 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, no stock-based compensation expense has been recorded.
On February 7, 2022, the Board of Directors exercised its authority pursuant to the Company’s amended and restated certificate of incorporation and elected Mr. Douglas Renert, effective immediately, to the Board of Directors. Mr. Renert replaced Mr. Douglas Braunstein on the Audit Committee, effective immediately. Mr. Renert is an independent director.
Administrative Services Agreement
The Company entered into an agreement, commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, the Company has accrued $170,000 and $110,000, respectively, in its condensed balance sheets for amounts due. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, respectively, which is currently recorded as accrued expenses in the condensed balance sheet
s
.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Related Party Note
At the closing of the Initial Public Offering on January 28, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $150,000 was due to the Company to be held outside of the Trust Account for working capital purposes. As of June 30, 2022 and December 31, 2021, such amount was repaid and is no
longer due from the Sponsor.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Due to Related Party
From time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At June 30, 2022 and December 31, 2021, the amount owed amounted to $37,565 and $4,700, respectively.
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
JUNE 30, 2022
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
Underwriting Agreement
The Company granted the underwriters
a 45-day option
from the date of the Initial Public Offering to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 2,500,000 Units, a total of 875,000 Units remained available for purchase at a price of $10.00 per Unit. On March 11, 2021, the remainder of the underwriters’ overallotment option expired.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.
The Company determined the common stock subject to redemption to be equal to the redemption value of $10.01 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $250,095,421. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in
capital and accumulated deficit.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2022
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

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-tradingdayperiod
ending three business days before the Company sends the notice of redemption to the warrant holders.

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
At June 30, 2022 and December 31, 2021, there were 4,666,667 Private Placement Warrants and 6,250,000 Public Warrants outstanding.
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

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

At June 30, 2022, assets held in the Trust Account were comprised of $3,864 in cash and $250,166,186 in U.S. Treasury Securities. During the six months ended June 30, 2022, the Company withdrew $250,000 of interest earned from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $250,035,428 in money market funds, which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
June 30, 2022	U.S. Treasury Securities (Mature on 9/15/2022)	1	$250,166,186	$(37,298)	$250,128,888
June 30, 2022	FPA Derivative Asset	3			$132,750
December 31, 2021	Marketable Securities held in Trust Account –Treasury Trust Money Market Fund	1			$250,035,428
December 31, 2021	FPA Derivative Asset	3			$51,625

Liabilities:
June 30, 2022	Warrant Liability – Public Warrants	2			$750,000
June 30, 2022	Warrant Liability – Private Placement Warrants	2			$560,000
December 31, 2021	Warrant Liability – Public Warrants	2			$4,188,125
December 31, 2021	Warrant Liability – Private Placement Warrants	2			$3,127,134
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Forward Purchase Price (per unit)	$10.00	$10.00
Underlying Asset Price (per share)	$9.81	$9.78
Number of Warrants per unit	0.25	0.25
Concluded Unit Value	9.84	9.95
Time to Maturity (Years)	0.29	0.54
Risk Free Rate	1.84%	0.21%

HUDSON EXECUTIVE INVESTMENT CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	5,717,600	7,583,750	13,301,350
Change in fair value	(2,077,600)	(2,708,750)	(4,786,350)

Fair value as of March 31, 2021	3,640,000	4,875,000	8,515,000
Transfer to Level 1	—	(4,875,000)	(4,875,000)
Change in fair value	2,089,142	—	2,089,142

Fair value as of June 30, 2021	$5,729,142	$—	$5,729,142

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2022 was
$4,875,000, when the Public Warrants were separately listed and traded. There were no changes in levels for the three and six months ended June 30, 2022, and for the three months ended June 30, 2021
.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

Forward Purchase Agreement (Asset)/Liability
Fair value as of January 1, 2022	$(51,625)
Change in fair value	(72,375)

Fair value as of March 31, 2022	(124,000)
Change in fair value	(8,750)

Fair value as of June 30, 2022	$(132,750)

Forward Purchase Agreement (Asset)/Liability
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	15,000
Change in fair value	61,375

Fair value as of March 31, 2021	76,375
Change in fair value	(48,750)

Fair value as of June 30, 2021	$27,625

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after June 30, 2022 up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form 10-Qincluding,
without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $2,838,364, which consists of the change in the fair value of warrant liabilities and forward purchase agreement derivative asset of $2,780,492 and interest earned on marketable securities held in the Trust Account of $343,424, offset by formation and operating costs of $261,307 and provision for income taxes of $24,245.
For the six months ended June 30, 2022, we had a net income of $5,708,516, which consists of the change in the fair value of warrant liabilities and forward purchase agreement derivative asset of $6,086,384 and interest earned on marketable securities held in the Trust Account of $384,621, offset by formation and operating costs of $738,244 and provision for income taxes of $24,245.

For the three months ended June 30, 2021, we had net loss of $5,251,064, which consists of the change in fair value of warrant liabilities and forward purchase agreement derivative asset of $4,602,892, and formation and operating costs of $659,101, offset by interest earned on marketable securities held in the Trust Account of $10,929.
For the six months ended June 30, 2021, we had net loss of $1,562,884, which consists of the formation and operating costs of $1,697,277, offset by change in fair value of warrant liabilities and forward purchase agreement derivative asset of $107,083 and interest earned on marketable securities held in the Trust Account of $27,310.
Liquidity and Capital Resources
On January 28, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is described in Note 4.
Following the Initial Public Offering, the exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $250,000,000 was placed in the Trust Account. We incurred $14,238,064 in Initial Public Offering related costs, including $5,000,000 in cash underwriting fees, $8,750,000 of deferred underwriting fees and $488,064 of other offering costs.
For the six months ended June 30, 2022, cash used in operating activities was $762,375. Net income of $5,708,516 was affected by change in the fair value of warrant liabilities and forward purchase agreement derivative asset of $6,086,384 and interest earned on marketable securities held in the Trust Account of $384,621. Changes in operating assets and liabilities provided $114 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $625,582. Net loss of $1,562,884 was affected by non-cash
change in fair value of warrant liabilities and forward purchase agreement derivative asset of $107,083, operating costs paid by the Sponsor of $200, operating costs paid through a promissory note of $70,764, interest earned on marketable securities held in the Trust Account of $27,310, and transaction costs incurred in connection with warrant liabilities of $442,366. Changes in operating assets and liabilities provided $558,365 of cash for operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $250,170,050 (including $170,050 of interest income and investments consisting of U.S. Treasury Bills/Notes with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $250,000 of interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $317,128. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Liquidity and Going Concern
As of June 30, 2022, we had $317,128 in our operating bank account and a working capital deficit of $425,979. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of our officers and directors, may provide us with Working Capital Loans (see Note 5).

We intend to complete a Business Combination by January 28, 2023. However, in the absence of a completed Business Combination, we may require additional capital. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by January 28, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 28, 2023.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operation or cash flows.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this
Form10-Q
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
Item 1. Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form
10-K
filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. The securities in the offering were registered under the Securities Act on registration statements on
FormS-1
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

HUDSON EXECUTIVE INVESTMENT CORP. II

Date: August 15, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)